Form 10-Q
period 1998-06-30
NVR FOX RIDGE HOME INC
filed 1998-08-12
CIK 1053802

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

     (Mark One)
 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
     EXCHANGE ACT OF 1934
     For the quarterly period ended June 30, 1998

                                       OR

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from ____ to ____

                      Commission File Number 333-44515-04

                             Fox Ridge Homes, Inc.
            ------------------------------------------------------
            (exact name of registrant as specified in its charter)

         Tennessee                                       62-1715049
-------------------------------                 ------------------------------
(State or other jurisdiction of                 (IRS employer identification
incorporation or organization)                  number)

                               5115 Maryland Way
                           Brentwood, Tennessee 37027
                                  (615) 377-6840
         -------------------------------------------------------------
         (Address, including zip code, and telephone number, including area code, of registrant's principal executive offices)

                               (Not Applicable)
  --------------------------------------------------------------------------
  (Former name, former address, and former fiscal year if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes  X        No
                                       ------       ------

As of  August 13, 1998 there were 100 total shares of common stock outstanding.

         APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                        DURING THE PRECEDING FIVE YEARS

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15 (d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court.  Yes        No
                          ------   ------

                             FOX RIDGE HOMES, INC.
                                   FORM 10-Q
                                     INDEX
================================================================================
                                                                            Page
                                                                            ----

PART I          FINANCIAL INFORMATION
------

Item 1.         Balance Sheets at June 30, 1998 (unaudited)
                and December 31, 1997.......................................  3
                Statements of Income for the
                Three Months Ended June 30, 1998 (unaudited)
                and June 30, 1997 (unaudited) and the
                Six Months Ended June 30, 1998 (unaudited)
                and June 30, 1997 (unaudited)...............................  4
                Statements of Cash Flows for the Six
                Months Ended June 30, 1998 (unaudited) and
                June 30, 1997 (unaudited)...................................  5
                Notes to Financial Statements...............................  6


Item 2.         Management's Discussion and Analysis of Financial
                Condition and Results of Operations.........................  7

PART II         OTHER INFORMATION
-------

Item 6.         Exhibits and Reports on Form 8-K............................  8

                Exhibit Index...............................................  9

                Signature................................................... 10

                                    PART I
                                    ------
ITEM 1.
-------
                             FOX RIDGE HOMES, INC.
                                BALANCE SHEETS
                            (DOLLARS IN THOUSANDS)

                                                            JUNE 30,    DECEMBER 31,
                                                              1998          1997
                                                           -----------  ------------
                                                           (UNAUDITED)
       ASSETS
          Cash and cash equivalents                        $         -  $          -
          Accounts receivable                                       38           192
          Inventory, net                                        24,262        19,879
          Investment in FRP, LP                                     81           179
          Property and equipment, net                              286           228
          Goodwill, net                                         10,206        10,753
          Other                                                    177           122
                                                           -----------  ------------

            TOTAL ASSETS                                   $    35,050  $     31,353
                                                           ===========  ============

       LIABILITIES AND SHAREHOLDER'S EQUITY
          Notes payable - lot acquisitions                 $       900  $        900
          Notes payable - acquisition note                       4,692         4,750
          Accounts payable                                       3,183         2,281
          Due to affiliate                                       9,220         8,012
          Accrued expenses                                       1,485           637
          Deferred taxes                                           281           281
                                                           -----------  ------------
            TOTAL LIABILITIES                                   19,761        16,861
                                                           -----------  ------------

       COMMITMENTS AND CONTINGENCIES

       SHAREHOLDER'S EQUITY:
          Common stock, $.01 par, 100,000 shares
          authorized; 100 shares issued and outstanding              -             -
          Additional paid in capital                            14,250        14,250
          Retained earnings                                      1,039           242
                                                           -----------  ------------
           Total shareholder's equity                           15,289        14,492
                                                           -----------  ------------
              TOTAL LIABILITIES AND SHAREHOLDER'S
              EQUITY                                       $    35,050  $     31,353
                                                           ===========  ============


                      See notes to financial statements.

                             FOX RIDGE HOMES, INC.
                             STATEMENTS OF INCOME
                            (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)


                                           SUCCESSOR     PREDECESSOR*     SUCCESSOR    PREDECESSOR*
                                          ------------  ---------------  -----------  --------------
                                           THREE MONTHS ENDED JUNE 30,    SIX MONTHS ENDED JUNE 30,
                                          -----------------------------  ---------------------------
                                              1998           1997           1998           1997
                                          ------------  ---------------  -----------  --------------
REVENUES:
   Revenues                                   $13,912           $8,752      $25,370         $19,983
   Other income                                    23               21           25              36
                                              -------           ------      -------         -------
    Total Revenues                             13,935            8,773       25,395          20,019

EXPENSES:
   Cost of sales                               11,718            7,461       21,292          16,824
   Interest expense                               278              279          544             445
   Selling, general and administrative            910              821        1,688           1,570
   Amortization of goodwill                       274                -          547               -
                                              -------           ------      -------         -------
    Total expenses                             13,180            8,561       24,071          18,839

   Income before income tax expense               755              212        1,324           1,180
   Income tax expense                            (299)             (12)        (527)            (63)
                                              -------           ------      -------         -------
 NET INCOME                                   $   456           $  200      $   797         $ 1,117
                                              =======           ======      =======         =======


* Period is prior to the date that the Company was acquired by NVR Homes, Inc. (see note 1)

                      See notes to financial statements.

                             FOX RIDGE HOMES, INC.
                           STATEMENTS OF CASH FLOWS
                            (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)

                                                    (SUCCESSOR)    (PREDECESSOR)*
                                                     SIX MONTHS      SIX MONTHS
                                                       ENDED            ENDED
                                                   JUNE 30, 1998    JUNE 30, 1997
                                                   --------------  ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                               $   797          $ 1,117
Adjustments to reconcile net income
 to net cash used by
 Operating activities:
Depreciation and amortization                                605               62
Equity earnings in FRP, LP                                   (35)             (49)
Net change in assets and liabilities:
 Increase in inventories                                  (4,383)          (3,649)
 Decrease (increase) in receivables                          154           (1,032)
 (Decrease) increase in accounts payable
  and accrued liabilities                                  1,750           (1,075)
Other, net                                                   (55)               4
                                                         -------          -------

Net cash used by operating activities                     (1,167)          (4,622)
                                                         -------          -------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant & equipment                     (116)             (82)
Dividends from FRP, LP                                       133               95
                                                         -------          -------
Net cash provided by investing
 activities                                                   17               13
                                                         -------          -------

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of dividends                                           -           (1,793)
Increase in advances from affiliates                       1,208                -
Net borrowings (repayments) under notes payable              (58)           6,252
                                                         -------          -------
Net cash provided by financing activities                  1,150            4,459
                                                         -------          -------
Net decrease in cash                                           -             (150)
Cash, beginning of the period                                  -              660
                                                         -------          -------

Cash, end of period                                      $     -          $   510
                                                         =======          =======

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

 Interest paid during the period                         $   356          $   212
                                                         =======          =======
 Taxes paid during the period
  (net of refunds)                                       $   (45)         $    78
                                                         =======          =======

* Period is prior to the date that the company was acquired by NVR Homes, Inc. (see note 1)

                      See notes to financial statements.

                             FOX RIDGE HOMES, INC.
                         NOTES TO FINANCIAL STATEMENTS
                            (DOLLARS IN THOUSANDS)


1.   BASIS OF PRESENTATION

     Fox Ridge Homes, Inc. ("Fox Ridge" or the "Successor"), a wholly owned subsidiary of NVR Homes Inc. ("Homes"), itself wholly owned by NVR, Inc. ("NVR"), was formed in 1997 to purchase substantially all of the assets and assume certain liabilities (the "Purchase Transaction") of Fox Ridge Homes, Inc. ("FRH" or the "Predecessor"), a home builder in Nashville, Tennessee, which occurred on October 31, 1997 (the "Purchase Date"). The accompanying unaudited financial statements include the accounts of the Successor for the three and six months ending June 30, 1998, and include the accounts of the Predecessor for the three and six months ending June 30, 1997. As a result, the financial statements for periods subsequent to the Purchase Date are not comparable to the financial statements for periods prior to the Purchase Date. The statements are provided pursuant to Fox Ridge's status as a guarantor of NVR's 11% Senior Notes Due 2003. The statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998.


2.   ADOPTION OF NEW ACCOUNTING PRINCIPLES

     During the quarter ended March 31, 1998, Fox Ridge adopted Statement of Financial Accounting Standards ("SFAS") No. 130, Reporting Comprehensive Income. SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. For the three and six months ended June 30, 1998 and 1997, comprehensive income equaled net income; therefore, a separate statement of comprehensive income is not included in the accompanying financial statements.

     Fox Ridge will also implement SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information in 1998. SFAS No. 131 establishes standards for the way that public enterprises report information about operating segments in annual and interim financial statements. Because Fox Ridge has only one reportable operating segment pursuant to the guidance of SFAS No. 131, the implementation of SFAS No. 131 has no impact on Fox Ridge's financial statements.

ITEM 2.
-------
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
            (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AND SHARE DATA)

FORWARD-LOOKING STATEMENTS

     Some of the statements in this Form 10-Q, as well as statements made by the Company in periodic press releases, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Certain, but not necessarily all, of such forward-looking statements can be identified by the use of forward-looking terminology, such as "believes," "expects," "may," "will," "should," or "anticipates" or the negative thereof or other variations thereof or comparable terminology, or by discussion of strategies, each of which involves risks and uncertainties. All statements other than of historical facts included herein, including those regarding market trends, the Company's financial position, business strategy, projected plans and objectives of management for future operations, are forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results or performance of the Company to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Such risk factors include, but are not limited to, general economic and business conditions, interest rate changes, competition, the availability and cost of land and other raw materials used by the Company in its homebuilding operations, shortages of labor, weather related slow downs, building moratoria, governmental regulation, the ability of the Company to integrate any acquired business, technological problems encountered with year 2000 issues, certain conditions in financial markets and other factors over which the Company has little or no control.

RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1998 AND 1997


     Fox Ridge Homes, Inc. ("Fox Ridge" or the "Successor"), a wholly owned subsidiary of NVR Homes Inc. ("Homes"), itself wholly owned by NVR, Inc. ("NVR"), was formed during 1997 to purchase substantially all of the assets and assume certain liabilities (the "Purchase Transaction") of Fox Ridge Homes, Inc. ("FRH" or the "Predecessor"), a home builder in Nashville, Tennessee. The analysis below of the results of operations is a comparison of the Predecessor's results for the three and six months ended June 30, 1997 and the Successor's results for the three and six months ended June 30, 1998.

THREE MONTHS ENDED JUNE 30, 1998 AND 1997

     Income before income tax expense increased $543 to $755 in the second quarter of 1998 from $212 in the second quarter of 1997. The increase is a direct result of a higher number of settlements in the current quarter as compared to the prior year quarter, coupled with improved gross margins, and offset by goodwill amortization which resulted from the Purchase Transaction. Fox Ridge settled 89 units during the second quarter of 1998 compared with 62 units settled in the second quarter of 1997. New orders increased by 34% from 82 units in the quarter ended June 30, 1997 to 110 units in the quarter ended June 30, 1998. SG&A dollars have increased slightly due to the higher sales volume.

     Backlog units and dollars were 240 and $35,951, respectively, at June 30, 1998 compared to 165 and $22,735, respectively, at June 30, 1997. The increase in backlog units and dollars is primarily attributable to a 42% increase in new orders for the six month period ended June 30, 1998 compared to the same 1997 period.

SIX MONTHS ENDED JUNE 30, 1998 AND 1997

     Income before income tax expense increased $144 to $1,324 for the first six months of 1998 from $1,180 for the first six months of 1997. The increase is a direct result of a higher number of settlements in the current year period as compared to the prior year period, offset by goodwill amortization, which resulted from the Purchase Transaction. In addition, SG&A dollars have increased slightly due to the higher sales volume. Fox Ridge settled 168 units during the first six months of 1998 compared with 143 units settled in the first six months of 1997. New orders increased by 42% from 192 units in the six months ended June 30, 1997 to 273 units in the six months ended June 30, 1998.

YEAR 2000 ISSUE

     The Year 2000 Issue is the risk that computer programs using two-digit date fields will fail to properly recognize the year 2000, with the result being business interruptions due to computer system failures by the Company's software or hardware or that of government entities, service providers and vendors. In response to the Year 2000 Issue, the Company has completed its initial review to assess the Company's exposure to Year 2000 Issues, and has developed a detailed plan to remediate areas of exposure. Implementation of the remediation plan has commenced, and the Company expects that remediation will be completed prior to January 1, 2000. Based on the Company's continuing assessment, Management does not believe that the Company's exposure to Year 2000 Issues will have a material effect on its financial position or results of operations.

LIQUIDITY AND CAPITAL RESOURCES

     Fox Ridge generally provides for its working capital cash requirements using cash generated from operations and advances from Homes. Insofar as Homes' ability to make advances is not impaired, Fox Ridge believes that internally generated cash and borrowings available from Homes will be sufficient to satisfy near and long term cash requirements.


                                    PART II
                                    -------

ITEM 6.         EXHIBITS AND REPORTS ON FORM 8-K
-------

                A. The Company did not file any reports on Form 8-K during the quarter ended June 30, 1998.

                B. Financial Data Schedule

                                 EXHIBIT INDEX

EXHIBIT
NUMBER      DESCRIPTION                                                 PAGE
------      -----------                                                 ----

27          Financial Data Schedule                                      11

                                   SIGNATURE




  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



August 13, 1998                 Fox Ridge Homes, Inc.



                                By: /s/  Paul C. Saville
                                   ---------------------
                                   Paul C. Saville
                                   Executive Vice President