Form 10-Q
period 1998-09-30
NVR FOX RIDGE HOME INC
filed 1998-11-06
CIK 1053802

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

     (Mark One)
 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
     EXCHANGE ACT OF 1934
     For the quarterly period ended September 30, 1998

                                      OR

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from ____ to ____

                      Commission File Number 333-44515-04

                             Fox Ridge Homes, Inc.
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

         Tennessee                                       62-1715049
--------------------------------                --------------------------------
(State or other jurisdiction of                 (IRS employer identification
incorporation or organization)                  number)

                               5115 Maryland Way
                          Brentwood, Tennessee 37027
                                (615) 377-6840
--------------------------------------------------------------------------------
         (Address, including zip code, and telephone number, including area code, of registrant's principal executive offices)

                               (Not Applicable)
--------------------------------------------------------------------------------
  (Former name, former address, and former fiscal year if changed since last report)


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

As of November 4, 1998 there were 100 total shares of common stock outstanding.


         APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                        DURING THE PRECEDING FIVE YEARS

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15 (d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court.  Yes      No
                          -----   -----

                             FOX RIDGE HOMES, INC.
                                   FORM 10-Q
                                     INDEX
================================================================================

                                                                                        Page
                                                                                        ----
PART I  FINANCIAL INFORMATION
------

Item 1. Balance Sheets at September 30, 1998 (unaudited)
        and December 31, 1997.............................................................  3
        Statements of Income for the
        Three Months Ended September 30, 1998 (unaudited)
        and September 30, 1997 (unaudited) and the
        Nine Months Ended September 30, 1998 (unaudited)
        and September 30, 1997 (unaudited)................................................  4
        Statements of Cash Flows for the Nine
        Months Ended September 30, 1998 (unaudited) and
        September 30, 1997 (unaudited)....................................................  5
        Notes to Financial Statements.....................................................  6


Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations...............................................  7

PART II OTHER INFORMATION
-------

Item 6. Exhibits and Reports on Form 8-K..................................................  8

        Exhibit Index.....................................................................  9

        Signature......................................................................... 11

                                    PART I
                                    ------
ITEM 1.
-------
                             FOX RIDGE HOMES, INC.
                                Balance Sheets
                            (dollars in thousands)

                                                           SEPTEMBER 30,   DECEMBER 31,
                                                                1998           1997
                                                           --------------  ------------
                                                            (unaudited)
ASSETS
   Cash and cash equivalents                              $     -        $     -
   Accounts receivable                                        217            192
   Inventory, net                                          22,652         19,879
   Investment in FRP, LP                                       96            179
   Property and equipment, net                                242            228
   Goodwill, net                                            9,933         10,753
   Other                                                      434            122
                                                          -------        -------

     TOTAL ASSETS                                         $33,574        $31,353
                                                          =======        =======

LIABILITIES AND SHAREHOLDER'S EQUITY
   Notes payable - lot acquisitions                       $   900        $   900
   Notes payable - acquisition note                         4,659          4,750
   Accounts payable                                         3,143          2,281
   Due to affiliate                                         5,712          8,012
   Accrued expenses and other liabilities                   2,086            637
   Deferred taxes                                             281            281
                                                          -------        -------
     TOTAL LIABILITIES                                     16,781         16,861
                                                          -------        -------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDER'S EQUITY:
   Common stock, $.01 par, 100,000 shares
   authorized; 100 shares issued and outstanding                -              -
   Additional paid in capital                              14,250         14,250
   Retained earnings                                        2,543            242
                                                          -------        -------
    Total shareholder's equity                             16,793         14,492
                                                          -------        -------
       TOTAL LIABILITIES AND SHAREHOLDER'S
       EQUITY                                             $33,574        $31,353
                                                          =======        =======

                       See notes to financial statements.

                             FOX RIDGE HOMES, INC.
                             Statements of Income
                            (dollars in thousands)
                                  (unaudited)


                                            SUCCESSOR     PREDECESSOR*     SUCCESSOR     PREDECESSOR*
                                          -------------  ---------------  ------------  ---------------
                                           THREE MONTHS ENDED SEPT. 30,    NINE MONTHS ENDED SEPT. 30,
                                          ------------------------------  -----------------------------
                                              1998            1997            1998           1997
                                          -------------  ---------------  ------------  ---------------
REVENUES:
   Revenues                                    $19,813          $14,072       $45,183          $34,055
   Other income                                     34               20            59               56
                                               -------          -------       -------          -------
    Total Revenues                              19,847           14,092        45,242           34,111

EXPENSES:
   Cost of sales                                16,491           12,006        37,783           28,830
   Interest expense                                258              237           802              682
   Selling, general and administrative             840              758         2,528            2,328
   Amortization of goodwill                        273                -           820                -
                                               -------          -------       -------          -------
    Total expenses                              17,862           13,001        41,933           31,840

   Income before income tax expense              1,985            1,091         3,309            2,271
   Income tax expense                             (481)             (98)       (1,008)            (161)
                                               -------          -------       -------          -------
 NET INCOME                                    $ 1,504          $   993       $ 2,301          $ 2,110
                                               =======          =======       =======          =======

* Period is prior to the date that the Company was acquired by NVR, Inc. (see note 1)

                       See notes to financial statements.

                             FOX RIDGE HOMES, INC.
                           Statements of Cash Flows
                            (dollars in thousands)
                                  (unaudited)

                                                          (SUCCESSOR)        (PREDECESSOR)*
                                                          NINE MONTHS          NINE MONTHS
                                                             ENDED                ENDED
                                                      SEPTEMBER 30, 1998   SEPTEMBER 30, 1997
                                                      -------------------  -------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                       $ 2,301              $ 2,110
Adjustments to reconcile net income
 to net cash provided (used) by
 operating activities:
Depreciation and amortization                                        925                  127
Equity earnings in FRP, LP                                           (70)                 (58)
Net change in assets and liabilities:
 Increase in inventories                                          (2,773)              (2,907)
 Increase in receivables                                             (25)              (1,051)
 (Decrease) increase in accounts payable
  and accrued liabilities                                          2,311               (1,057)
Other, net                                                          (312)                  13
                                                                 -------              -------

Net cash provided (used) by operating activities                   2,357               (2,823)
                                                                 -------              -------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant & equipment                             (119)                (139)
Dividends from FRP, LP                                               153                   94
                                                                 -------              -------
Net cash provided (used) by investing
 activities                                                           34                  (45)
                                                                 -------              -------

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of dividends                                                   -               (1,991)
Decrease in advances from affiliates                              (2,300)                   -
Net borrowings (repayments) under notes payable                      (91)               5,042
                                                                 -------              -------
Net cash provided (used) by financing activities                  (2,391)               3,051
                                                                 -------              -------

Net decrease in cash                                                   -                 (183)
Cash, beginning of the period                                          -                  660
                                                                 -------              -------

Cash, end of period                                              $     -              $   843
                                                                 =======              =======

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

 Interest paid during the period                                 $   519              $   608
                                                                 =======              =======
 Taxes paid during the period
  (net of refunds)                                               $   200              $   187
                                                                 =======              =======

* Period is prior to the date that the Company was acquired by NVR, Inc. (see note 1)

                      See notes to financial statements.

                             FOX RIDGE HOMES, INC.
                         Notes to Financial Statements
                            (dollars in thousands)


1.   BASIS OF PRESENTATION

     Fox Ridge Homes, Inc. ("Fox Ridge" or the "Successor"), a wholly owned subsidiary of NVR, Inc. ("NVR"), was formed in 1997 to purchase substantially all of the assets and assume certain liabilities (the "Purchase Transaction") of Fox Ridge Homes, Inc. ("FRH" or the "Predecessor"), a home builder in Nashville, Tennessee, which occurred on October 31, 1997 (the "Purchase Date"). The accompanying unaudited financial statements include the accounts of the Successor for the three and nine months ending September 30, 1998, and include the accounts of the Predecessor for the three and nine months ending September 30, 1997. As a result, the financial statements for periods subsequent to the Purchase Date are not comparable to the financial statements for periods prior to the Purchase Date. The statements are provided pursuant to Fox Ridge's status as a guarantor of NVR's 11% Senior Notes due 2003. The statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998.


2.   ADOPTION OF NEW ACCOUNTING PRINCIPLES

     During the quarter ended March 31, 1998, Fox Ridge adopted Statement of Financial Accounting Standards ("SFAS") No. 130, Reporting Comprehensive Income. SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. For the three and nine months ended September 30, 1998 and 1997, comprehensive income equaled net income; therefore, a separate statement of comprehensive income is not included in the accompanying financial statements.

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

RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997


     Fox Ridge Homes, Inc. ("Fox Ridge" or the "Successor"), a wholly owned subsidiary of NVR, Inc. ("NVR"), was formed during 1997 to purchase substantially all of the assets and assume certain liabilities (the "Purchase Transaction") of Fox Ridge Homes, Inc. ("FRH" or the "Predecessor"), a home builder in Nashville, Tennessee. The analysis below of the results of operations is a comparison of the Predecessor's financial results for the three and nine months ended September 30, 1997 and the Successor's financial results for the three and nine months ended September 30, 1998.

THREE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997

     Income before income tax expense increased $894 to $1,985 in the third quarter of 1998 from $1,091 in the third quarter of 1997. The increase is a direct result of a higher number of settlements in the current quarter as compared to the prior year quarter, coupled with improved gross margins, and offset by goodwill amortization which resulted from the Purchase Transaction. Fox Ridge settled 131 units during the third quarter of 1998 compared with 101 units settled in the third quarter of 1997. New orders increased by 25.3% from 87 units in the quarter ended September 30, 1997 to 109 units in the quarter ended September 30, 1998. SG&A dollars have increased slightly due to the higher revenues.

     Backlog units and dollars were 218 and $33,137, respectively, at September 30, 1998 compared to 150 and $21,169, respectively, at September 30, 1997. The increase in backlog units and dollars is primarily attributable to a 29.6% increase in new orders for the six month period ended September 30, 1998 compared to the same 1997 period.

NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997

     Income before income tax expense increased $1,038 to $3,309 for the first nine months of 1998 from $2,271 for the first nine months of 1997. The increase is a direct result of a higher number of settlements in the current year period as compared to the prior year period, coupled with improved gross margins, offset by goodwill amortization, which resulted from the Purchase Transaction. In addition, SG&A dollars have increased slightly due to the higher revenues. Fox Ridge settled 299 units during the first nine months of 1998 compared with 244 units settled in the first nine months of 1997. New orders increased by 36.9% from 279 units in the nine months ended September 30, 1997 to 382 units in the nine months ended September 30, 1998.

LIQUIDITY AND CAPITAL RESOURCES

     Fox Ridge generally provides for its working capital cash requirements using cash generated from operations and advances from NVR. Insofar as NVR's ability to make advances is not impaired, Fox Ridge believes that internally generated cash and borrowings available from NVR will be sufficient to satisfy near and long term cash requirements.

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

                                    PART II
                                    -------

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K
-------

            A. The Company did not file any reports on Form 8-K during the quarter ended September 30, 1998.

            B.  Financial Data Schedule

                                 EXHIBIT INDEX

EXHIBIT
NUMBER      DESCRIPTION                                                  PAGE
------      -----------                                                  ----

27          Financial Data Schedule                                       12

                                   SIGNATURE




  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



November 4, 1998                        Fox Ridge Homes, Inc.



                                        By: /s/  Paul C. Saville
                                           -----------------------
                                           Paul C. Saville
                                           Executive Vice President